Form 10-K
period 1999-12-31
FINANCIAL ASSET SECURITIES CORP
filed 2000-03-31
CIK 1003197

SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C.  20549

                                                    FORM 10-K



                                    Pursuant to Section 13 or 15(d) of the
                                        Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the fiscal year ended DECEMBER 31, 1999
_______________________________      or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
                  Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-84929

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


                                                     PART I

Item 2.  Properties
                Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
                   There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
                   There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
                There were 24 participants in the DTC system holding positions in the Cede certificates.
                The following were Noteholders and Certificateholders of record as of the end of the reporting year.
                New Century Home Equity Loan Trust,
                Asset-Backed Pass-Through Certificates:

                Series 1999-NCA Class A-1           Cede & Co.
                Series 1999-NCA Class A-2           Cede & Co.
                Series 1999-NCA Class A-3           Cede & Co.
                Series 1999-NCA Class A-4           Cede & Co.
                Series 1999-NCA Class A-5           Cede & Co.
                Series 1999-NCA Class A-6           Cede & Co.
                Series 1999-NCA Class A-7           Cede & Co.
                Series 1999-NCA Class A-8IO         Cede & Co.




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

                (b)   Reports on Form 8-K
        The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
        July 31, 1999; August 31, 1999; September 30, 1999; October 31, 1999;
        November 30, 1999; December 31, 1999


                (c)    See (a) 3 above

                (d)    Not Applicable



                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Century Home Equity Loan Trust


                /s/ Eve Kaplan
                    Vice President
                    U.S. Bank National Association


Date            March 28, 2000


                                    EXHIBIT INDEX

                Exhibit Number      Description
                         99.1       Annual Summary Statement
                         99.2       Annual Statement of Compliance
                         99.3       Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

             New Century Home Equity Loan Trust
             Asset-Backed Pass-Through Certificates, SERIES 1999-NCA
               Summary of Aggregate Amounts or End of Year Amounts

                Pool Balance                             307482687.8
                Principal           Collections          17451753.85
                Realized Loss                               11696.72
                Interest            Collections          18644741.15
                Servicer            Fees                   768591.95
                Trustee             Fees                    15212.01
                Insurer             Premium              283895.9102

                Rolling Delinquency Percentage             0.0255624


                Delinquency Report              Number  Stated Principal Bal
                30-59 days                        62      4251459.71
                60-89 days                        26      2719287.11
                90+ days                          72      6975048.75
                Foreclosures                      68      6797398.90
                Bankruptcies                      24      1866659.11
                REO Properties                     3       218179.21


Certificate                Balance         Interest        Principal

Class A-1                79593070.02      2555269.56     16406929.98
Class A-2                49991804.47      1669771.88         8195.53
Class A-3                44992624.02      1520792.25         7375.98
Class A-4                49991804.47      1804753.43         8195.53
Class A-5                22262350.36       840426.70         3649.64
Class A-6                22996230.05       817538.30         3769.95
Class A-7                36558871.50      1384606.60      2175128.50
Class A-8IO              24996230.05       241845.55            0.00



       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
                To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
                To be supplied upon receipt by the Trustee